Form 10-K
HONDA AUTO REC 2003-5 OWNER TRUST
filed 2004-06-30
CIK 1272928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 333-104875

Honda Auto Receivables 2003-5 Owner Trust
(Exact name of registrant as specified in its charter)

Delaware

43-6905034

---------------------------------------------------------------------------------------------------------------------------

(State or other jurisdiction of

(I.R.S Employer

incorporation)

Identification No.)

20800 Madrona Avenue

Torrance, CA

90503

---------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code: (310) 972-2511

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange

Title of each class

on which registered

---------------------------------------------------------------------------------------------------------------------------

None

None

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       YES   [X]      NO   [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

PART I

Item 1.    Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2003-5 Owner Trust as of March 31, 2004 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	575	8,477
b. 61 - 90 Days Delinquent	61	836
c. 91 Days or More Delinquent	9	73

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	9,385
b. Total Pool Balance	935,335
c. Delinquency Ratio	1.00%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	197
b. Original Portfolio	1,043,551
c. Aggregate Loss Ratio	0.02%

Item 2.    Properties

          The Honda Auto Receivables 2003-5 Owner Trust (the "Trust") is a Statutory trust formed pursuant to the trust agreement (the "Agreement") between American Honda Receivables
          Corp., as Depositor (the "Depositor"), and Deutsche Bank Trust Company Delaware, as Owner Trustee.

          The Trust has issued four classes of notes and one class of certificates ("Class A-1 Notes 1.14%",
          "Class A-2 Notes 1.57%", "Class A-3 Notes 2.3% ", "Class A-4 Notes 2.96%". The notes are backed by a pledge of the trust's assets. Interest and principal collections from trust assets will be divided among the various classes of securities in specified proportions.

          The Trust's assets include fixed rate motor vehicles retail installment sales contracts secured by new and used Honda and Acura motor vehicles (the "Receivables").

Item 3.    Legal Proceedings
          N/A

Item 4.    Submission of Matters to a Vote of Securityholders
          N/A

PART II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters

          All holders of records of the Class A Notes issued by Honda Auto
          Receivables 2003-5 Owner Trust (except for American Honda Receivables Corp.)
          are registered through the nominee of Cede.  The records of DTC indicate that, at
          March 31, 2004, there were: (i) five (5) DTC participants holding a position in the
          Class A-1 Notes 1.14%, (ii) fifteen (15) DTC participants holding a position in the
          Class A-2 Notes 1.57%, (iii) twenty-nine (29) DTC participants holding a position in the Class A-3 Notes 2.30% and (iv) fourteen (14) DTC participants holding a position in the Class A-4 Notes 2.96%.

Item 6.    Selected Financial Data
          N/A

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
          N/A

Item 8.    Financial Statements and Supplementary Data
          N/A

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          N/A

PART III

Item 10.  Directors and Executive Officers of the Registrant
          N/A

Item 11.  Executive Compensation
          N/A

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          N/A

Item 13.  Certain Relationships and Related Transactions
          N/A

PART IV

Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K. (1)

(a) Exhibit No. 99

Description

Annual Accountants' Report to the Trustees pursuant to Section 3.12 of the Sale and Servicing Agreement, dated as of December 1, 2003 among American Honda Receivables Corp., as Seller, American Honda Finance Corporation, as Servicer, and Honda Auto Receivables 2003-5 Owner Trust, as Issuer.

(b) Reports (previously filed)

Form 8K	Reports	Date
	The month of Apr. 2003	May 19, 2003
	The month of May. 2003	June 18, 2003
	The month of Jun. 2003	July 18, 2003
	The month of Jul. 2003	August 18, 2003
	The month of Aug. 2003	September 18, 2003
	The month of Sept. 2003	October 20, 2003
	The month of Oct. 2003	November 18, 2003
	The month of Nov. 2003	December 18, 2003
	The month of Dec. 2003	January 19, 2004
	The month of Jan. 2004	February 18, 2004
	The month of Feb. 2004	March 18, 2004
	The month of Mar. 2004	April 19, 2004

(1)

The material noncompliance relating to insurance requirements noted in the third paragraph of the Independent Accountants' Report, attached as Exhibit 99(a) hereto, relates to the applicable USAP servicing standards requirement that a servicer have in place an errors and omissions policy.  American Honda Finance Corporation, as the servicer, has agreed to obtain, on or before June 30, 2004, an acceptable errors and omissions policy.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Receivables 2003-5 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:

/s/ John I. Weisickle

John I. Weisickle, Vice President

DEPOSITOR CERTIFICATION

I, John I. Weisickle, certify that:

1.

I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Honda Auto Receivables 2003-5 Owner Trust;

2.

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.

Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the related sale and servicing agreement, for inclusion in these reports is included in these reports;

4.

Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the related sale and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5.

The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers, or similar procedure as set forth in the sale and servicing agreement, that is included in these reports.

Date: June 28, 2004

/s/ John Weisickle

John I. Weisickle

Treasurer of American Honda Receivables Corp.,

as depositor of

Honda Auto Receivables 2003-5 Owner Trust