Form 10-K
period 2005-03-31
HONDA AUTO REC 2003-5 OWNER TRUST
filed 2005-06-29
CIK 1272928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 333-104875

Honda Auto Receivables 2003-5 Owner Trust
(Exact name of registrant as specified in its charter)

Delaware	43-6905034
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 972-2511

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]      NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). YES [    ]     NO [X]

Registrant has no voting or non-voting class of common equity outstanding as of the date of this report.

PART I

Item 1. Business

N/A

Item 2. Properties

The Honda Auto Receivables 2003-5 Owner Trust (the "Trust") is a statutory trust formed pursuant to the trust agreement (the "Agreement") between American Honda Receivables Corp., as Depositor (the "Depositor"), and Deutsche Bank Trust Company Delaware, as Owner Trustee.

The Trust has issued four classes of notes ("Class A-1 Notes 1.14%," "Class A-2 Notes 1.57%," "Class A-3 Notes 2.30%" and "Class A-4 Notes 2.96%," collectively, the "Notes") and a class of certificates. The Notes are backed by a pledge of the Trust's assets. Interest and principal collections from the Trust's assets will be divided among the various classes of securities in specified proportions.

The Trust's assets include fixed rate motor vehicles retail installment sales contracts secured by new and used Honda and Acura motor vehicles (the "Receivables").

The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2003-5 Owner Trust as of March 31, 2005:

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	1010	12618
b. 61 - 90 Days Delinquent	156	1980
c. 91 Days or More Delinquent	21	314

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	14911
b. Total Pool Balance	610817
c. Delinquency Ratio	2.44%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	3630
b. Original Portfolio	1,043,551
c. Aggregate Loss Ratio	0.35%

Item 3. Legal Proceedings

N/A

Item 4. Submission of Matters to a Vote of Security Holders

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended March 31, 2005.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All holders of records of the Class A Certificates issued by Honda Auto Receivables 2003-5 Owner Trust (except for American Honda Receivables Corp.) are registered through Cede & Co. as nominee for The Depository Trust Company ("DTC"). The records of DTC indicate that as of March 31, 2005, there were: (i) twelve (12) DTC participants holding a position in the Class A-2 Notes 1.57%; (ii) thirty-four (34) DTC participants holding a position in the Class A-3 Notes 2.30%; and (iii) eighteen (18) DTC participants holding a position in the Class A-4 Notes 2.96%. The other previously issued class is no longer outstanding.

Item 6. Selected Financial Data

N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

N/A

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

N/A

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A. Controls and Procedures

N/A

Item 9B. Other Information

N/A

PART III

Item 10. Directors and Executive Officers of the Registrant

N/A

Item 11. Executive Compensation

N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

N/A

Item 13. Certain Relationships and Related Transactions

N/A

Item 14. Principal Accountant Fees and Services

N/A

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K:

Exhibit No. 99(A)  Independent Accountants' Report

Exhibit No. 99(B)  Servicer's Annual Compliance Certificate

Exhibit No. 99(C)  Annual Statement to Certificateholder

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

Date: June 8, 2005

/s/ John I. Weisickle
John I. Weisickle, Vice President
Treasurer of American Honda Receivables Corp.,
as depositor of
Honda Auto Receivables 2003-5 Owner Trust